Form 10-Q
period 1995-09-30
DELPHI FILM ASSOCIATES II
filed 1995-11-13
CIK 719615

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-11915

                  DELPHI FILM ASSOCIATES II
   (Exact name of registrant as specified in its charter)

          New York                      13-3133772
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

        666 Third Avenue, New York, New York    10017
   (Address of principal executive offices)     (Zip Code)

                       (212) 983-9040
    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

                  DELPHI FILM ASSOCIATES II
              (A New York Limited Partnership)


                       BALANCE SHEETS

                       (000's Omitted)

                          Unaudited

                                September    December
                                30,         31,

                                1995        1994

ASSETS
Cash                                     $           $
                                        99         124
Short-Term Investments                 333         545
Receivable from Columbia-Delphi
  Productions II                       388         374
Receivable from Tri-Star-Delphi
II
  Productions
                                         4           4
                     Total               $           $
Assets                                 824       1,047

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 37          57
                      Total
Liabilities                             37          57

Partners' Capital (Note 2):
  General Partner                       73          75
   Limited Partners
                                       714         915

                       Total
Partners' Capital                      787         990

                       Total
Liabilities and Partners'
                                         $           $
Capital                                824       1,047


     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES II
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)

                          Unaudited


                                                        For
the Three Months     For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                  1994
Interest Income               $       $      $       $
                              6       6     20      16

Expenses:
   Operating Expenses
                             75      27    237      95

                             75      27    237      95

Loss before Share of
Profit in
   Motion Picture          (69)    (21)  (217)    (79)
Venture
Share of Profit in
Motion
  Picture Venture--
Columbia-
  Delphi Productions II
                              3      59     14      45

Net (Loss) Profit             $       $      $       $
                           (66)      38  (203)    (34)

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (12,000 units)             $       $      $       $
                            (6)       3   (17)     (3)







     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES II
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1995                         1994
Cash Flow From Operating
Activities:
Net Loss                                     $           $
                                         (203)        (34)
Adjustments to reconcile Net Loss
to net cash
   used by operating activities:
    Share of Profit in Motion             (14)        (45)
Picture Venture
    Distributions from Joint                14          45
Venture
    Changes in Assets and
Liabilities:
       Increase in Receivables            (14)        (44)
from Joint Venture
       Increase in Prepaid                   0        (19)
Expenses
       Decrease in Accrued
Expenses and
          Accounts Payable
                                          (20)        (23)

        Net Cash Used by
Operating Activities                     (237)       (120)

Cash Flow From Investing
Activities:
Purchases of Short-Term                  (998)       (594)
Investments
Redemptions of Short-Term
Investments                              1,210         634

       Net Cash Provided by
Investing Activities                       212          40

Decrease In Cash                          (25)        (80)

Cash at beginning of period
                                           124         154

Cash at end of period                        $           $
                                            99          74


     See accompanying notes to the financial statements.

                 DELPHI  FILM ASSOCIATES II
              (A New York Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of September 30,

1995 and the results of operations and cash flows for the

periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    The Partnership owns an interest in thirty-five films.

All of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    For the purpose of computing the net (loss) profit per

unit, the net (loss) profit for the period is allocated  99%

to the limited partners and 1% to the General Partner.



3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition
And Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.

    At September 30, 1995, the Partnership held cash of

approximately $99,000 and short-term investments of

approximately $333,000.

    The Partnership commenced cash distributions to its

partners in December 1984.  Distributions through September

30, 1995 have aggregated $4,475 per unit (89.5% of the

limited partners' original $5,000 investment in the

Partnership).

    In July 1990, the Partnership received approximately

$6,737,000 from the Columbia Joint Venture and approximately

$3,857,000 from the Tri-Star Joint Venture as a Distribution

Fee Reduction Payment in respect of each Joint Venture's

films, other than sequels.  The Distributors are entitled to recoup these Payments, with interest, from amounts otherwise payable to the Partnership for the films to which the

Payments relate.  The Distributors are not expected to fully recoup these Payments, and it is therefore currently

expected that the Partnership will not receive any

additional revenue with respect to the Joint Venture films

(with the exception of "The Karate Kid: Part II", the

Additional Films and possibly certain amounts related to

film audits).

    The Partnership has been evaluating the continued

ownership and operations of its film assets as well as the

possible sale of such assets, and has determined to pursue

opportunities for the possible sale of its assets.  In

furtherance of such, the Partnership has been engaging in

negotiations with its joint venture partners for the

possible sale to them of the Partnership's film assets

currently being distributed by each of them, respectively,

with the intention of consummating such sales in the fourth

quarter of 1995.  A sale of the film assets would include

all films, whether or not the Distributor has fully recouped the Distribution Fee Reduction Payment.  If such sales were

to be consummated in the fourth quarter of 1995, it is

possible that the Partnership would be liquidated by year-

end 1995.  No assurance can be given, however, that such

sales will be consummated or of the timing for such sales or liquidation.  Upon the ultimate sale of the film assets, the

Partnership will commence taking steps to liquidate and

dissolve.  Since the Partnership is not anticipating

significant future revenues, the Partnership's future

operating expenses must be met from current cash and short-

term investments.  As a result, cash distributions to

partners are no longer being made on a quarterly basis.

Cash distributions as a result of the liquidation of the

Partnership may be made to the Partners to the extent, if

any, the proceeds from the sale of the Partnership's

interest in its film assets in connection with the

liquidation are in excess of the Distributor's entitlement

to the recoupments described above net of a reserve for the

Partnership's operating expenses.

b.  Results of Operations

    The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures'

and are significantly impacted by the Joint Ventures'

policies.

    The performance of each film is based upon the amount

expended for production and other costs associated with a

film and the revenue generated by a film.  The amount and

timing of revenues generated by each film is dependent upon

the degree of acceptance by the consumer public and the

particular ancillary market in which the film is currently

being exhibited.

    Additionally, each Joint Venture has recorded income

with respect to the reduction of distribution fees which has allowed it to recover its investment in films.

    For the three months ended September 30, 1995, the

Columbia Joint Venture had

a net profit of which the Partnership's share was $3,000 due primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was $0.  In addition, the Partnership

earned approximately $6,000 of interest income from its

short-term investments and incurred approximately $75,000 of expenses from its operations, resulting in an overall net

loss to the Partnership of approximately $66,000.

    For the three months ended September 30, 1994, the

Columbia Joint Venture had a net loss; however, the

Partnership reported a net profit from that Joint Venture of approximately $59,000 due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a net

profit of which the Partnership's share was $0.  In

addition, the Partnership earned approximately $6,000 of

interest income from its short-term investments and incurred approximately $27,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $38,000.

    For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share  was approximately $14,000 due primarily to the profitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was $0.  In addition, the Partnership earned approximately

$20,000 of interest income from its short-term investments

and incurred approximately $237,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $203,000.



    For the nine months ended September 30, 1994, the

Columbia Joint Venture had a net loss; however, the  the

Partnership reported a net profit from that Joint Venture of approximately $45,000 due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a net

profit of which the Partnership's share was $0.  In

addition, the Partnership earned approximately $16,000 of

interest income from its short-term investments and incurred approximately $95,000 of expenses from its operations,

resulting in an overall net loss to the Partnership of

approximately $34,000.

    Interest income for the three month period ended

September 30, 1995 as compared with the corresponding period in 1994 was unchanged.

    The increase in interest income for the nine month

period ended September 30, 1995 as compared with the

corresponding period in 1994 is due primarily to higher

interest rates earned on short-term investments during 1995.

     The increase in the Partnership's Operating Expenses

for the three and nine month periods ended September 30,

1995 as compared with the corresponding periods in 1994 is

primarily due to an increase in the out-of-pocket expenses

incurred in connection with the ongoing management of the

Partnership including the evaluation of the film assets for

a possible sale.

               COLUMBIA-DELPHI PRODUCTIONS II
                      (A Joint Venture)

                       BALANCE SHEETS

                       (000's Omitted)
                          Unaudited


                                  September  December
                                 30,         31,
                                                     1
                                 1995        994

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $285,918 and $285,9l8,              $          $
respectively                               0          0
Motion Picture Costs Recoverable
from
     Distribution Fees                     0          0
Receivable from Columbia
Pictures
     (Distributor)
                                       7,181     18,503
                     Total                 $          $
Assets                                 7,181     18,503

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                       6,793     18,129
  Payable to Delphi Film
Associates II                            388        374

                      Total
Liabilities                            7,181     18,503

Venturers' Capital:
  Columbia Pictures Industries,            0          0
Inc.
  Delphi Film Associates II
                                           0          0

                       Total
Venturers' Capital                         0          0

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                7,181     18,503

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI PRODUCTIONS II
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months   For the Nine Months

Ended September 30,   Ended September 30,

1995                   1994   1995                 1994
Net Revenues (Loss) From
Motion
    Picture Exploitation      $       $       $       $
                             21  (2,101   3,308   (302)
                                      )

Accrued Distribution Fee
     Recapture
                              0   (394)       0   (497)

Net Income (Loss)             $       $       $       $
                             21  (2,495   3,308   (799)
                                      )
















     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI PRODUCTIONS II
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                          Unaudited


For the Nine Months Ended September 30,

1995                               1994
Cash Flow From Operating
Activities:
Net Income (Loss)                            $           $
                                         3,308       (799)
Adjustments to reconcile Net
Income (Loss) to
  net cash  provided by operating
activities:
 Accrued Distributions                 (3,308)         799
toVenturers
 Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates II                      14          44
     Decrease in Payable to
Columbia Pictures
         Industries, Inc., net        (11,336)       (843)
     Decrease in Receivable from
Columbia
         Pictures (Distributor)         11,322         302
     Decrease in Motion Picture
Costs
         Recoverable from
Distribution Fees                            0         497

   Net Cash Provided by Operating
Activities                                   0           0

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI  PRODUCTIONS II
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates II (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twenty-four films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1995 the

Joint Venture is reporting net revenue of $21,000 and

$3,308,000, respectively, due primarily to the "The Karate

Kid: Part II" and the "The Karate Kid: Part III" in the pay

television, worldwide free television and home video

markets.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported a net loss from motion

picture exploitation of $2,101,000 and $302,000,

respectively, due primarily to the decline in the

performance of "The Karate Kid: Part III" in the

international theatrical market.



3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

               TRI-STAR -DELPHI II PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                 September   December
                                 30,         31,
                                          1          1
                                 995         994
ASSETS
Motion Picture Production Costs,
net of
    accumulated amortization of
$77,913
    and $77,887, respectively            $            $
                                        46           72
Motion Picture Costs Recoverable
from
    Distribution Fees                4,607        4,353
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       781          627
                     Total        $  5,434            $
Assets                                            5,052

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $  5,384            $
Inc., net                                         4,976
  Payable to Delphi Film
Associates II                            4            4

                      Total          5,388
Liabilities                                       4,980

Venturers' Capital:
  TriStar Pictures, Inc.                46           72
   Delphi Film Associates II
                                         0            0

                       Total
Venturers' Capital                      46           72

                       Total
Liabilities and Venturers'
                                         $            $
Capital                              5,434        5,052

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI II PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Nine Months

Ended September 30,     Ended September 30,

1995                   1994    1995                1994
Net Revenue From Motion
Picture
    Exploitation              $       $      $       $
                            189     419  1,146   1,047

Less: Amortization of
Motion
          Picture
Production Costs              0     143     26     216

Income from Operations      189     276            831
                                         1,120

Accrued Distribution Fee
     Reduction
                              0       3    254      80

Net Income                    $       $      $       $
                            189     279  1,374     911





     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI II PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,374         911
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     Costs                                  26         216
  Accrued Distributions                  (408)       6,632
toVenturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to TriStar
         Pictures, Inc., net               408     (6,632)
       (Increase) Decrease  in
Receivable from
         TriStar Pictures, Inc.          (154)       6,712
(Distributor)
       Increase in Motion Picture
Costs
          Recoverable from
Distribution Fees                        (254)        (80)

        Net Cash Provided  by
Operating Activities                       992       7,759

Cash Flow From Financing
Activities:
Distribution to Venturers
                                         (992)     (7,759)

        Net Cash Used by
Financing Activities                     (992)     (7,759)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


     See accompanying notes to the financial statements.

              TRI-STAR - DELPHI II PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates II (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



and nine month periods ended September 30, 1995, the Joint

Venture is reporting net revenue of $189,000 and

$1,146,000, respectively, due primarily to the performance

of its films in the  pay television, home video and

worldwide free television markets.  For the nine month

period ended September 30, 1995, the Joint Venture has

recorded an increase in the accrued Distribution Fee

Reduction Payment of $254,000 due to an increase in the

estimated distribution fee to be earned by the Distributor.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported net revenue of $419,000 and $1,047,000, respectively, due primarily to the

performance of  films in the home video and pay television

markets.  For the nine month period ended September 30,

1994, the Joint Venture recorded an increase in the accrued

Distribution Fee Reduction Payment of $80,000 due to an

increase in the estimated distribution fee to be earned by

the Distributor.



3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

                           PART II


Item 1.      Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.Defaults Upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None

Item 6.Exhibits and Reports on Form 8-K

     A).  Exhibits


                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER


                  27                 Financial Data Schedule

     B).  Reports on Form 8-K

                     None

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DELPHI FILM ASSOCIATES II
                              A New York Limited Partnership

                              By:  THE DELPHI ORGANIZATION,
                                   General Partner

                              By:  ML Film Entertainment,
Inc.,
                                   Managing Partner




November 9, 1995              /s/ Diane T.
Herte
   Date                       Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 9, 1995              /s/ Steven N. Baumgarten

   Date                       Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner